Form 10-K
period 1998-12-31
CLASSNOTES INC; TRANSWORLD INSURANCE CO
filed 1999-03-31
CIK 1029550, 932095

-------------------------------------------------
                                                OMB APPROVAL
                              -------------------------------------------------
                              OMB Number:     3235-0063
                              Expires:        May 31, 2000
                              Estimated average burden
                              hours per response   1711.00
                              -------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                Commission file numbers 333-18877 AND 333-47757

        THE MONEY STORE INC., TRANS-WORLD INSURANCE COMPANY d/b/a EDUCAID
       AND CLASS NOTES INC. (AS REPRESENTATIVE UNDER A SECOND SUPPLEMENTAL
            SALE AND SERVICING AGREEMENT, DATED AS OF MARCH 17, 1998
                 PROVIDING FOR THE ISSUANCE OF CLASSNOTES TRUST
                             1997-I, SERIES 1998-1).

                                CLASSNOTES, INC.
                          TRANS-WORLD INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                             22-3400682
         ARIZONA                                              86-0255348
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                   95605
---------------------------------------------               --------------
(Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000

           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
     None                                             None


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        / / Yes            /x/  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not Applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

     Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998.

     Not Applicable

This annual report on Form 10K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel, Division of Corporation Financing, dated February 12, 1996.

                                     PART I

ITEM 1. BUSINESS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 2. PROPERTIES

Reference is made to the Annual Compliance Certificate attached hereto as
Exhibit 20.

Reference is made to the Annual Compliance Certificate attached hereto as
Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of the NOTES as of March 10, 1999: 26

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Annual Compliance certificate attached as Exhibit 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     None.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of March 10, 1998 as to each Certificateholder of record of more than 5% of the Certificates:

                                                    Amount of
                        Name and Address of         Security of
Title of Class          Beneficial Owner            Beneficial Owner  % of Class

Class Notes Trust       Boston Safe Deposit and     7,000,000         7.0
1997-I Auction Rate,    Trust Company
Asset Backed Notes,     c/o Mellon Bank N.A.
Series 1998-I,          Three Mellon Bank Center,
Class A-7               Room 153-3015
                        Pittsburgh, PA 15259

                        Citibank, N.A.              8,800,000         8.8
                        P.O. Box 30576
                        Tampa, Fl 33630-3576

                        Salomon Smith Barney Inc.   68,900,000        68.9
                        333 W. 34th Street
                        New York, NY 10001

                        Suntrust Bank, Atlanta      15,000,000        15.0
                        303 Peachtree St.,
                        14th Floor
                        MC#3141
                        Atlanta, GA 30308



                                                    Amount of
                        Name and Address of         Security of
Title of Class          Beneficial Owner            Beneficial Owner  % of Class

Class Notes Trust       The Bank of New York        25,600,000        25.6
1997-I Auction Rate,    925 Patterson Plank Rd.
Asset Backed Notes,     Secaucus, NJ 07094
Series 1998-I,
Class A-8
                        Boston Safe Deposit and     8,000,000         8.0
                        Trust Company
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center,
                        Room 153-3015
                        Pittsburgh, PA 15259

                        Salomon Smith Barney Inc.   47,650,000        47.7
                        333 W. 34th Street
                        New York, NY 10001


                         Wilmington Trust Company   10,000,000        10.0
                         Rodney Square North
                         1100 North Market Street
                         Wilmington, DE 19890-0001


                                                    Amount of
                        Name and Address of         Security of
Title of Class          Beneficial Owner            Beneficial Owner  % of Class

Class Notes Trust 1997-I The Bank of New York       24,900,000        24.9
Auction Rate,            925 Patterson Plank Rd.
Asset Backed Notes,      Secaucus, NJ 07094
Series 1998-I,
Class A-9
                         Bankers Trust Company      5,000,000         5.0
                         c/o BT Services Tennessee
                         Inc.
                         648 Grassmere Park Drive
                         Nashville, TN 37211

                         Boston Safe Deposit and    10,000,000        10.0
                         Trust Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center,
                         Room 153-3015
                         Pittsburgh, PA 15259

                         Citibank, N.A.             5,500,000         5.5
                         P.O. Box 30576
                         Tampa, Fl 33630-3576

                         Salomon Smith Barney Inc.  42,950,000        42.95
                         333 W. 34th Street
                         New York, NY 10001

                         Suntrust Bank, Atlanta     8,000,000         8.0
                         303 Peachtree St.,
                         14th Floor
                         MC#3141
                         Atlanta, GA 30308

                                                    Amount of
                        Name and Address of         Security of
Title of Class          Beneficial Owner            Beneficial Owner  % of Class

Class Notes Trust       The Bank of New York        28,900,000        28.9
1997-I Auction Rate,    925 Patterson Plank Rd.
Asset Backed Notes,     Secaucus, NJ 07094
Series 1998-I,
Class A-10
                        Boston Safe Deposit and     5,000,000         5.0
                        Trust Company
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center,
                        Room 153-3015
                        Pittsburgh, PA 15259

                        Salomon Smith Barney Inc.   44,600,000        44.6
                        333 W. 34th Street
                        New York, NY 10001

                        State Street Bank and       10,000,000        10.0
                        Trust Company
                        Global Corp. Action Dept.
                        JAB5W
                        P.O. Box 1631
                        Boston, MA 02105-1631

                        Suntrust Bank, Atlanta      8,500,000         8.5
                        303 Peachtree St.,
                        14th Floor
                        MC#3141
                        Atlanta, GA 30308

                        Wilmington Trust Company    10,000,000        10.0
                        Rodney Square North
                        1100 North Market Street
                        Wilmington, DE 19890-0001

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  None

     (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K
(a)

          1. Ambac Assurance Corporation and subsidiaries audited consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998 included in the Current Report on Form 8-K of Ambac Financial Group, Inc. which was filed with the Securities and Exchange Commission on March 24, 1999 are hereby incorporated by reference.


          2.   Not applicable

          3.   Exhibits

               13.  Annual Statement

               20.  Annual Compliance Certificate

               23.  Independent Auditors' Consent

(b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as Representative on behalf of the trust on the 31st day of March, 1999.


                                     THE MONEY STORE INC.
                                     TRANS-WORLD INSURANCE COMPANY
                                     d/b/a EDUCAID
                                     CLASSNOTES, INC.




                                     By:     /s/ JAMES RANSOM
                                     Name:  James Ransom
                                     Title: Chief Accounting Officer

                                  EXHIBIT INDEX


DESCRIPTION                                            PAGE NUMBER

ANNUAL STATEMENT                                            9

ANNUAL COMPLIANCE CERTIFICATE                              46

INDEPENDENT AUDITORS' CONSENT                              47